Form 10-Q
period 2025-10-31
Siltrium Tech Corp
filed 2026-02-04
CIK 2088221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-291145

SILTRIUM TECH CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	61-2262587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 Broadway, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

+1470-3132634

office@siltrium.com

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 3, 2026, there were 2,293,600 shares outstanding of the registrant’s common stock.

SILTRIUM TECH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Siltrium Tech Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

SILTRIUM TECH CORPORATION

CONDENSED BALANCE SHEETS

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$476	$500
Prepaid Expenses	7,500	-
Total Current Assets	7,976	500

Intangible Assets, net	80,363	29,000

TOTAL ASSETS	$88,339	$29,500

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$18,000	$5,000
Related Party Loan Payable	111,224	21,099
Total Current Liabilities	129,224	26,099
Total Liabilities	129,224	26,099

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized, 1,900,000 shares issued and outstanding	1,900	1,900
Additional Paid-in Capital	5,700	5,700
Accumulated Deficit	(48,485)	(4,199)
Total Stockholder’s Equity (Deficit)	(40,885)	3,401

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$88,339	$29,500

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended October 31, 2025

REVENUE	$-

OPERATING EXPENSES
Amortization Expense	4,137
General and Administrative Expenses	40,149
Total Operating Expenses	44,286

Loss Before Income Taxes	(44,286)

Provision for Income Taxes	-

NET LOSS	$(44,286)

Net loss per common share – basic and diluted	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	1,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the three months ended October 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Equity

Balance as of July 31, 2025	1,900,000	$1,900	$5,700	$(4,199)	$3,401

Net Loss	-	-	-	(44,286)	(44,286)

Balance as of October 31, 2025	1,900,000	$1,900	$5,700	$(48,485)	$(40,885)

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended October 31, 2025

Cash Flows from Operating Activities
Net Loss	$(44,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	4,137
Change in operating assets and liabilities:
Prepaid Expenses	(7,500)
Accounts Payable	13,000
Net cash used in operating activities	(34,649)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(55,500)
Net cash used in investing activities	(55,500)

Cash Flows from Financing Activities
Proceeds from Related Party Loan	90,125
Net cash provided by financing activities	90,125

Net decrease in cash and cash equivalents	(24)

Cash and cash equivalents, beginning of the period	500
Cash and cash equivalents, end of the period	$476

Supplemental Cash Flow Information Cash paid during the period for:
Interest	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Siltrium Tech Corporation (the “Company” or “Siltrium”) was incorporated on May 27, 2025 under the laws of the State of Wyoming. Siltrium is a development-stage travel technology company that operates a web-based platform designed to support emotional wellness through personalized, mindful travel. The Company offers a range of services that align with users’ emotional states, lifestyles, and personal development goals. The Company has an operational website at https://siltrium.com, which serves as the primary platform for presenting information about the Company, its products, development initiatives, and services. On September 15, 2025, the Company launched the initial version of TripWeaver, our proprietary, browser-based, AI-powered travel planning tool. TripWeaver is designed to generate personalized travel itineraries based on user-provided preferences prior to the planning process, including trip duration, preferred activity types, desired mood after the trip, preferred pace and intensity, ideal weather conditions, current state of mind, budget, and preferred region, continent, or country. On October 17, 2025, the Company launched the Mindful Travel Blog, a dedicated section of the platform focused on mindful, emotionally aligned, and personalized travel content.

The Company has selected July 31 as its fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As a development stage company, the Company had no revenues and had an accumulated deficit of $48,485 as of October 31, 2025, and had a net loss of $44,286 for the three months ended October 31, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses, which will include advances through related party loans. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from May 27, 2025 (Inception) through July 31, 2025, and the related notes. The statement of operations for the three months ended October 31, 2025, is not necessarily indicative of the results to be expected for the year ending July 31, 2026, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2025 and July 31, 2025, the Company had no cash equivalents.

Intangible Assets and Impairment

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets can represent developed technology, website development costs, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets can relate to domain names owned by the Company.

The Company recognizes amortization in the month after the asset is placed in service and costs incurred to renew or extend the life of an intangible asset are expensed as incurred.

Intangible assets are tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired. When such events or changes in circumstances are present, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Significant judgment is required in estimating fair values and performing indefinite-lived intangible asset impairment tests.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606, "Revenue from Contracts with Customer". The Company will apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company will recognize revenue when the services are completed and delivered in accordance with the terms of the contract.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities for the three months ended October 31, 2025.

Segment Reporting

The Company operates as a single operating and reportable segment, as a travel technology company. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) who evaluates and makes operating decisions about the allocation of resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed on these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets consist of cost of website development costs.

In June 2025, the Company entered into an agreement to develop its own custom software platform. On July 31, 2025, the Company capitalized public-facing website development costs totaling $29,000. On September 15, 2025, the Company capitalized the costs of developing a core service called TripWeaver in the amount of $34,500. On October 17, 2025, the Company capitalized the costs of developing a content blog referred to as Mindful Travel Blog in the amount of $21,000. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years. Amortization expense of $4,137 was recognized for the three months ended October 31, 2025.

The Company’s intangible assets consisted of the following:

	October 31, 2025	July 31, 2025
Website Development Costs	$29,000	$29,000
TripWeaver Core Service	34,500	-
Mindful Travel Blog	21,000	-
Accumulated Amortization	(4,137)	-
Total	$80,363	$29,000

Expected amortization expense for intangible assets is as follows:

Year Ending	Expected Amortization Expense
July 31, 2026 (remaining)	$21,125
July 31, 2027	$28,167
July 31, 2028	$28,167
July 31, 2029	$2,904

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its president for cash proceeds of $7,600 at $0.004 per share.

There were 1,900,000 shares of common stock issued and outstanding as of October 31, 2025 and July 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the period from May 27, 2025 (inception) to October 31, 2025, and no legal proceedings are currently pending or threatened to the best of the Company’s knowledge.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its President, CEO, and Sole Director, Mr. Marques Fribel, for cash proceeds of $7,600 at $0.004 per share.

Related Party Loan Payable

On June 2, 2025, Mr. Marques Fribel entered into a loan agreement (the “Loan”) with the Company. Mr. Marques Fribel agreed to provide to the Company funding and financing in an amount not exceeding $200,000. The Loan is non-interest-bearing and unsecured and has a duration of five (5) years. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity. As of October 31, 2025 Mr. Marques Fribel has advanced $111,224 to the Company under the Loan, of which Mr. Marques Fribel has advanced $90,125 during the three months ended October 31, 2025.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2025, through February 4, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than what is noted below.

Subsequent to October 31, 2025, the Company’s CEO and sole director has loaned to the Company approximately $34,860 to cover operating expenses.

Subsequent to October 31, 2025, the Company issued 393,600 shares of common stock for cash proceeds of $9,840 at a price of $0.025 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Siltrium Tech Corporation is a development-stage company that operates a wellness-driven travel platform. Our mission is to provide users with tools that enable emotionally restorative, mindful, and personalized travel experiences. The platform leverages digital content and intelligent planning technologies to guide users toward emotional restoration, balance, and personal growth through thoughtfully designed journeys.

Overview of Our Platform

Our platform integrates two primary components:

1.	Informational Website and Mindful Travel Blog
-	The website presents the Company’s mission and services and serves as the entry point for users. The website is fully developed and live at www.siltrium.com.
-	The Mindful Travel Blog has been launched and provides articles on wellness tourism, emotional restoration, and mindful travel trends. The blog is designed to inspire users, foster emotional connection with travel, and establish Siltrium as a trusted source in the wellness travel segment.
2.	TripWeaver – Intelligent Travel Planner
-	TripWeaver is fully developed, live on the website, and generates personalized itineraries based on a user’s self-reported emotional state, lifestyle preferences, and trip goals.
-	The itineraries focus on balance, harmony, and personal renewal, distinguishing our service from conventional trip-planning tools that emphasize logistics or cost savings.

The Company has designed and implemented its platform to deliver a seamless user experience by integrating the website, Mindful Travel Blog, and TripWeaver into a unified user journey. The platform is scalable, with planned expansion into application programming interfaces (“API”) and third-party integrations to embed Siltrium services into other digital ecosystems. The Company has completed its Software Development Agreement (“Agreement”) to design and develop a custom software platform. The total cost of the Agreement was $117,000.

Market Opportunity and Industry Overview

The global wellness tourism industry represents a significant and growing segment of the travel market, driven by increasing consumer focus on mental health, emotional wellbeing, and personal development. Consumers are increasingly prioritizing experiences that support balance, restoration, and overall wellness as part of their lifestyle choices.

Traditional travel planning services typically emphasize logistics, pricing, or accommodation aggregation, and often do not address travelers’ emotional or restorative objectives. Siltrium is designed to address this gap by offering a platform specifically aligned with emotionally mindful and wellness-oriented travel experiences.

The Company believes it is well positioned to serve the growing global demand for wellness tourism and intentional travel experiences by providing a platform that emphasizes emotional wellness, personal growth, and restorative travel experiences.

Planned Development Roadmap

Our development roadmap is structured across three years:

  Year 1: Launch and ongoing maintenance of the Siltrium platform, including TripWeaver and the Mindful Travel Blog; introduction of monetization through API access subscriptions.
  Year 2: Expansion of content with interactive features, multimedia, and community engagement tools.
  Year 3: Introduction of a user-created route marketplace, allowing individuals to share and sell emotionally aligned itineraries, and release of the “One-Click Route to Notion” API to integrate itineraries into third-party productivity platforms.

Competitive Landscape

Current competitors address aspects of the market but do not directly overlap with our wellness-focused approach:

  Journy: A concierge-style trip planning service focused primarily on logistics.

  WayAway: A cashback-based travel platform focused on financial incentives.
  BookRetreats: A wellness retreat aggregator without dynamic or personalized emotional journey planning.

We believe Siltrium’s differentiation lies in combining emotional intelligence with personalized trip planning and long-term ecosystem integrations.

Future Platform Development

Beyond the initial launch, Siltrium plans to expand via API products to integrate emotional travel planning into users’ digital lives, including productivity, wellness, and lifestyle applications. The planned “One-Click Route to Notion” API (targeted for Year 3 release) will enable users to export TripWeaver itineraries directly into customizable Notion pages. Additional APIs are expected to expand Siltrium into adjacent digital wellness and life-planning applications. The Company also anticipates developing mobile applications, expanding partner integrations, and exploring international growth opportunities.

User Engagement and Platform Interaction

Users interact with the platform via the Siltrium website. They complete a short assessment of their emotional state, lifestyle preferences, and trip objectives. TripWeaver generates a personalized itinerary, including suggestions for accommodations, activities, and wellness practices aligned with emotional restoration. Users can save, share, and export itineraries to digital productivity tools, facilitating seamless planning and follow-up experiences.

Monetization Strategy

Our revenue model includes:

1. Free Access – Users can receive up to ten free TripWeaver requests per day directly on the Siltrium website, allowing broad initial accessibility.

2. API & Additional Requests – After the free limit, users will be billed on a pay-per-use basis (planned at $0.50 per additional request). Invoices will be generated monthly.

3. Future Revenue Opportunities – Expansion may include user-generated itinerary marketplace commissions, advertising placements, and premium subscription models.

Clients and Users

Siltrium anticipates serving both individual travelers and business partners:

1.	Individual Travelers: Consumers seeking emotionally restorative and mindful travel experiences. They value personalized guidance based on emotional state, lifestyle, and trip objectives. Siltrium enables them to receive itineraries that foster balance, mindfulness, and personal growth.

2. Corporate Wellness Partners: Companies in wellness, lifestyle, and productivity sectors may integrate Siltrium’s APIs into employee wellness programs, corporate retreats, or client engagement platforms. These partners benefit from offering personalized emotional wellness experiences to their employees or clients.

3. Travel Professionals and Agencies: Travel agencies and concierge services seeking to offer value-added emotionally restorative itineraries to their clients can leverage Siltrium’s platform to enhance customer engagement and satisfaction.

User Interaction: Users complete a brief assessment regarding their emotional state, lifestyle preferences, and trip goals. TripWeaver generates a customized itinerary, including suggestions for accommodations, activities, and wellness practices. Users can save, share, and export itineraries to digital productivity tools, enabling a seamless planning experience.

Customer Retention: Siltrium seeks to retain users through personalized recommendations, community-building features, premium API offerings, and ongoing engagement via curated content and notifications.

Data Privacy and Security

While the platform does not provide medical advice, diagnosis, or therapy, Siltrium is committed to protecting personally identifiable information (PII) and sensitive user data. The Company implements industry-standard data protection practices and follows applicable data privacy regulations to maintain user trust.

Non-Medical Nature of Our Services

Siltrium’s platform is designed to support emotional wellness and personal development through non-clinical tools, such as personalized travel planning, content-based inspiration, and recommendation engines. We do not provide medical advice, diagnosis, treatment, or therapy, and we are not licensed as a healthcare provider in any jurisdiction. None of our services should be interpreted as a substitute for professional medical or psychological care. Our offerings are intended to complement, not replace, traditional healthcare or clinical mental health services.

Insurance

The Company currently does not maintain insurance coverage. As a result, if we are a party to litigation or other liability events, we may not have sufficient funds to defend or satisfy a judgment. This may have a material adverse effect on our operations and financial condition.

Employees Identification of Certain Significant Employees

Siltrium Tech Corporation is a startup company with only one employee who is Mr. Pedro Henrique Marques Fribel, our President, Treasurer, Secretary and Director. The Company may consider hiring more employees if the need arises.

Offices

Our current registration address is located at 421 Broadway, San Diego, CA, USA. Our telephone number is +14703132634.

Government Regulation

The Company will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. The Company does not believe that governmental regulations will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

For the three months ended October 31, 2025:

Revenue

We have not generated any revenue since inception on May 27, 2025 through October 31, 2025.

Operating Expenses

We had total operating expenses of $44,286 during the three months ended October 31, 2025. The operating expenses for the three months ended October 31, 2025 included amortization expense of $4,137 and general and administrative expenses of $40,149, which included software development costs, professional fees from our auditors and attorney, and server rental cost.

Net Income (Loss)

During the three months ended October 31, 2025 we had net losses of $44,286 as a result of our operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The following table summarizes total current assets, liabilities and working capital deficit as of October 31, 2025 and July 31, 2025:

	October31, 2025	July 31, 2025	$ Change	% Change
Current assets	$7,976	$500	$7,476	1,495%
Current liabilities	(129,224)	(26,099)	(103,125)	395%
Working capital deficit	$(121,248)	$(25,599)	$(95,649)

As of October 31, 2025 and July 31, 2025, the Company had cash of $476 and $500, respectively. The Company had a working capital deficit of $121,248 and $25,599 as of October 31, 2025 and July 31, 2025, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the three months ended October 31, 2025:

October 31, 2025
Net cash used in operating activities	$(34,649)
Net cash used in investing activities	(55,500)
Net cash provided by financing activities	90,125
Net decrease in cash and cash equivalents	$(24)

Cash flows used in operating activities was $34,649 for the three months ended October 31, 2025, made up of a net loss of $44,286 and an increase in prepaid expenses of $7,500, offset by amortization of $4,137 and an increase in accounts payable of $13,000.

Cash flows used in investing activities was $55,500 for the three months ended October 31, 2025 due to the purchase of intangible assets.

Cash flows provided by financing activities was $90,125 for the three months ended October 31, 2025 consisting of proceeds from a related party loan.

As of July 31, 2025 our independent auditor issued a “going concern” opinion which means that there is substantial doubt on the matter of us continuing as an on-going business for the next twelve months if we do not obtain additional capital. We do not anticipate generating substantial revenues before we receive financing from this offering and implement our plan of operations. The only source of cash we have currently is investments made by others. We have to raise cash in order to implement our strategy and stay in business.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2025 there are no off-balance sheet arrangements that have or are might have any effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the three months ended October 31, 2025, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILTRIUM TECH CORPORATION

Date: February 4, 2026	By:	/s/	Pedro Henrique Marques Fribel
		Name:	Pedro Henrique Marques Fribel
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)