Form 10-Q
period 2026-01-31
Siltrium Tech Corp
filed 2026-03-11
CIK 2088221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2026

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

As of March 11, 2026, there were 2,972,000 shares outstanding of the registrant’s common stock.

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

SILTRIUM TECH CORPORATION

CONDENSED BALANCE SHEETS

	January 31, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$7,758	$500
Prepaid Expenses	3,000	-
Total Current Assets	10,758	500

Intangible Assets, net	83,961	29,000

TOTAL ASSETS	$94,719	$29,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$-	$5,000
Deferred Revenue	2,948	-
Related Party Loan Payable	146,084	21,099
Total Current Liabilities	149,032	26,099
Total Liabilities	149,032	26,099

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized, 2,193,600 and 1,900,000 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	2,194	1,900
Additional Paid-in Capital	12,746	5,700
Accumulated Deficit	(69,253)	(4,199)

Total Stockholders’ Equity (Deficit)	(54,313)	3,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$94,719	$29,500

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2026	Six months ended January 31, 2026

REVENUE	$252	$252

OPERATING EXPENSES
Amortization Expense	7,042	11,179
General and Administrative Expenses	13,978	54,127
Total Operating Expenses	21,020	65,306

Loss Before Income Taxes	(20,768)	(65,054)

Provision for Income Taxes	-	-

NET LOSS	$(20,768)	$(65,054)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	1,909,618	1,904,783

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended January 31, 2026

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of July 31, 2025	1,900,000	$1,900	$5,700	$(4,199)	$3,401

Net Loss	-	-	-	(44,286)	(44,286)

Balance as of October 31, 2025	1,900,000	1,900	5,700	(48,485	(40,885)

Issuance of Common Stock	293,600	294	7,046	-	7,340
Net Loss	-	-	-	(20,768	(20,768)
Balance as of January 31, 2026	2,193,600	$2,194	$12,746	$(69,253)	$(54,313)

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended January 31, 2026

Cash Flows from Operating Activities
Net Loss	$(65,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	11,179
Change in operating assets and liabilities:
Prepaid Expenses	(3,000)
Accounts Payable	(5,000)
Deferred Revenue	2,948
Net cash used in operating activities	(58,927)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(66,140)
Net cash used in investing activities	(66,140)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	7,340
Proceeds from Related Party Loan	124,985
Net cash provided by financing activities	132,325

Net decrease in cash and cash equivalents	7,258

Cash and cash equivalents, beginning of the period	500
Cash and cash equivalents, end of the period	$7,758

Supplemental Cash Flow Information Cash paid during the period for:
Interest	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2026

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As a development stage company, the Company had limited revenues and an accumulated deficit of $69,253 as of January 31, 2026, and had a net loss of $65,054 for the six months ended January 31, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from May 27, 2025 (Inception) through July 31, 2025, and the related notes. The statement of operations for the six months ended January 31, 2026, is not necessarily indicative of the results to be expected for the year ending July 31, 2026, or for any other future annual or interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2026 and July 31, 2025, the Company had no cash equivalents.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities for the six months ended January 31, 2026.

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

In June 2025, the Company entered into an agreement to develop its own custom software platform. On July 31, 2025, the Company capitalized public-facing website development costs totaling $29,000. On September 15, 2025, the Company capitalized the costs of developing a core service called TripWeaver in the amount of $34,500. On October 17, 2025, the Company capitalized the costs of developing a content blog referred to as Mindful Travel Blog in the amount of $21,000. On January 30, 2026, the Company capitalized public-facing website optimization costs totaling $10,640. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years. Amortization expense of $7,042 and $11,179 was recognized for the three and six months ended January 31, 2026, respectively.

The Company’s intangible assets consisted of the following:

	January 31, 2026	July 31, 2025
Website Development Costs	$39,640	$29,000
TripWeaver Core Service	34,500	-
Mindful Travel Blog	21,000	-
Accumulated Amortization	(11,179)	-
Total	$83,961	$29,000

Expected amortization expense for intangible assets is as follows:

Year Ending	Expected Amortization Expense
July 31, 2026 (remaining)	$15,857
July 31, 2027	$31,713
July 31, 2028	$31,713
July 31, 2029	$4,679

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its president for cash proceeds of $7,600 at $0.004 per share.

In January 2026 the Company issued 293,600 shares of common stock for cash proceeds of $7,340 at a price of $0.025 per share.

There were 2,193,600 and 1,900,000 shares of common stock issued and outstanding as of January 31, 2026 and July 31, 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the period from May 27, 2025 (inception) to January 31, 2026, and no legal proceedings are currently pending or threatened to the best of the Company’s knowledge.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its President, CEO, and Sole Director, Mr. Marques Fribel, for cash proceeds of $7,600 at $0.004 per share.

Related Party Loan Payable

On June 2, 2025, Mr. Marques Fribel entered into a loan agreement (the “Loan”) with the Company. Mr. Marques Fribel agreed to provide to the Company funding and financing in an amount not exceeding $200,000. The Loan is non-interest-bearing and unsecured and has a duration of five (5) years. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity. As of January 31, 2026 Mr. Marques Fribel has advanced $146,084 to the Company under the Loan, of which Mr. Marques Fribel has advanced $124,985 during the six months ended January 31, 2026.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2026, through March 11, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than what is noted below.

Subsequent to January 31, 2026, the Company issued 778,400 common shares for $19,460 cash proceeds.

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

RESULTS OF OPERATIONS

For the three months ended January 31, 2026:

Revenue

We generated $252 in revenue for the three months ended January 31, 2026.

Operating Expenses

We had total operating expenses of $21,020 during the three months ended January 31, 2026. The operating expenses for the three months ended January 31, 2026 included amortization expense of $7,042 and general and administrative expenses of $13,978, which included software development costs, professional fees from our auditors and attorney, and server rental cost.

Net Income (Loss)

During the three months ended January 31, 2026 we had net losses of $20,768 as a result of our revenue and operating expenses described above.

For the six months ended January 31, 2026:

Revenue

We generated $252 in revenue for the six months ended January 31, 2026.

Operating Expenses

We had total operating expenses of $65,306 during the six months ended January 31, 2026. The operating expenses for the six months ended January 31, 2026 included amortization expense of $11,179 and general and administrative expenses of $54,127, which included software development costs, professional fees from our auditors and attorney, and server rental cost.

Net Income (Loss)

During the six months ended January 31, 2026 we had net losses of $65,054 as a result of our revenue and operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The following table summarizes total current assets, liabilities and working capital deficit as of January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025	$ Change	% Change
Current assets	$10,758	$500	$10,258	2,052%
Current liabilities	(149,032)	(26,099)	(122,933)	471%
Working capital deficit	$(138,274)	$(25,599)	$(112,675)

As of January 31, 2026 and July 31, 2025, the Company had cash of $7,758 and $500, respectively. The Company had a working capital deficit of $138,274 and $25,599 as of January 31, 2026 and July 31, 2025, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the six months ended January 31, 2026:

January 31, 2026
Net cash used in operating activities	$(58,927)
Net cash used in investing activities	(66,140)
Net cash provided by financing activities	132,325
Net decrease in cash and cash equivalents	$7,258

Cash flows used in operating activities was $58,927 for the six months ended January 31, 2026, made up of a net loss of $65,054 and an increase in prepaid expenses of $3,000, offset by amortization of $11,179, a decrease in accounts payable of $5,000 and an increase in deferred revenue of $2,948.

Cash flows used in investing activities was $66,140 for the six months ended January 31, 2026, due to the purchase of intangible assets.

Cash flows provided by financing activities was $132,325 for the six months ended January 31, 2026, consisting of proceeds from issuance of common stock of $7,340 and proceeds from a related party loan of $124,985.

As of July 31, 2025 our independent auditor issued a “going concern” opinion which means that there is substantial doubt on the matter of us continuing as an on-going business for the next twelve months if we do not obtain additional capital. We do not anticipate generating substantial revenues before we receive financing from any equity offerings and implement our plan of operations. The only source of cash we have currently is investments made by others, including amounts contributed by our CEO in conjunction with a related party loan. We have to raise cash in order to implement our strategy and stay in business.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2026, there are no off-balance sheet arrangements that have or are might have any effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

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

SILTRIUM TECH CORPORATION

Date: March 11, 2026	By:	/s/	Pedro Henrique Marques Fribel
		Name:	Pedro Henrique Marques Fribel
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)