Form 10-Q
period 2026-04-30
Siltrium Tech Corp
filed 2026-06-02
CIK 2088221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2026

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

As of June 1, 2026, there were 3,600,000 shares outstanding of the registrant’s common stock.

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

SILTRIUM TECH CORPORATION

CONDENSED BALANCE SHEETS

	April 30, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,034	$500
Prepaid Expenses	11,570	-
Total Current Assets	14,604	500

Intangible Assets, net	97,651	29,000

TOTAL ASSETS	$112,255	$29,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$-	$5,000
Deferred Revenue	11,448	-
Related Party Loan Payable	147,584	21,099
Total Current Liabilities	159,032	26,099
Total Liabilities	159,032	26,099

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,600,000 and 1,900,000 shares issued and outstanding as of April 30, 2026, and July 31, 2025, respectively	3,600	1,900
Additional Paid-in Capital	46,500	5,700
Accumulated Deficit	(96,877)	(4,199)

Total Stockholders’ Equity (Deficit)	(46,777)	3,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$112,255	$29,500

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2026	Nine months ended April 30, 2026

REVENUE	$4,100	$4,352

OPERATING EXPENSES
Amortization Expense	8,150	19,329
General and Administrative Expenses	23,574	77,701
Total Operating Expenses	31,724	97,030

Loss Before Income Taxes	(27,624)	(92,678)

Provision for Income Taxes	-	-

NET LOSS	$(27,624)	$(92,678)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	3,112,182	2,296,474

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended April 30, 2026

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of July 31, 2025	1,900,000	$1,900	$5,700	$(4,199)	$3,401

Net Loss	-	-	-	(44,286)	(44,286)

Balance as of October 31, 2025	1,900,000	1,900	5,700	(48,485)	(40,885)

Issuance of Common Stock	293,600	294	7,046	-	7,340
Net Loss	-	-	-	(20,768)	(20,768

Balance as of January 31, 2026	2,193,600	$2,194	$12,746	$(69,253)	$(54,313)

Issuance of Common Stock	1,406,400	1,406	33,754	-	35,160
Net Loss	-	-	-	(27,624)	(27,624)

Balance as of April 30, 2026	3,600,000	$3,600	$46,500	$(96,877)	$(46,777)

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended April 30, 2026

Cash Flows from Operating Activities
Net Loss	$(92,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	19,329
Change in operating assets and liabilities:
Prepaid Expenses	(11,570)
Accounts Payable	(5,000)
Deferred Revenue	11,448
Net cash used in operating activities	(78,471)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(87,980)
Net cash used in investing activities	(87,980)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	42,500
Proceeds from Related Party Loan	126,485
Net cash provided by financing activities	168,985

Net decrease in cash and cash equivalents	2,534

Cash and cash equivalents, beginning of the period	500
Cash and cash equivalents, end of the period	$3,034

Supplemental Cash Flow Information Cash paid during the period for:
Interest	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SILTRIUM TECH CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Siltrium Tech Corporation (the “Company” or “Siltrium”) was incorporated on May 27, 2025, under the laws of the State of Wyoming. Siltrium is a development-stage travel technology company that operates a web-based platform focused on travel planning and related digital tools. The Company operates an online platform at https://siltrium.com, which serves as the primary source of information about the Company, its products, development activities, and services. The Company’s platform includes the following services:

•	TripWeaver – a web-based travel planning tool that generates personalized travel itineraries based on user-provided preferences, including trip duration, activities, budget, pace, and geographic preferences.
•	Mindful Travel Blog – a content section providing travel-related articles and resources focused on mindful and personalized travel experiences.
•	Travel Budget Estimator – a free tool designed to assist users in estimating and planning travel-related expenses, launched on April 20, 2026.

The Company has selected July 31 as its fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As a development stage company, the Company had limited revenues and an accumulated deficit of $96,877 as of April 30, 2026, and had a net loss of $92,678 for the nine months ended April 30, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from May 27, 2025 (Inception) through July 31, 2025, and the related notes. The statement of operations for the nine months ended April 30, 2026, is not necessarily indicative of the results to be expected for the year ending July 31, 2026, or for any other future annual or interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2026, and July 31, 2025, the Company had no cash equivalents.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities for the three or nine months ended April 30, 2026.

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

In June 2025, the Company entered into an agreement to develop its own custom software platform. On July 31, 2025, the Company capitalized public-facing website development costs totaling $29,000. On September 15, 2025, the Company capitalized the costs of developing a core service called TripWeaver in the amount of $34,500. On October 17, 2025, the Company capitalized the costs of developing a content blog referred to as Mindful Travel Blog in the amount of $21,000. On January 30, 2026, the Company capitalized public-facing website optimization costs totaling $10,640. On April 20, 2026, the Company capitalized the costs of developing a software service “Travel Budget Estimator” in the amount of $21,840. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years. Amortization expense of $8,150 and $19,329 was recognized for the three and nine months ended April 30, 2026, respectively.

The Company’s intangible assets consisted of the following:

	April 30, 2026	July 31, 2025
Website Development Costs	$39,640	$29,000
TripWeaver Core Service	34,500	-
Mindful Travel Blog	21,000	-
Travel Budget Estimator	21,840	-
Accumulated Amortization	(19,329)	-
Total	$97,651	$29,000

Expected amortization expense for intangible assets is as follows:

Year Ending	Expected Amortization Expense
July 31, 2026 (remaining)	$9,748
July 31, 2027	$38,993
July 31, 2028	$38,993
July 31, 2029	$9,917

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its president for cash proceeds of $7,600 at $0.004 per share.

In January 2026 the Company issued 293,600 shares of common stock for cash proceeds of $7,340 at a price of $0.025 per share.

In February 2026 the Company issued 666,400 shares of common stock for cash proceeds of $16,660 at a price of $0.025 per share.

In March 2026 the Company issued 740,000 shares of common stock for cash proceeds of $18,500 at a price of $0.025 per share.

There were 3,600,000 and 1,900,000 shares of common stock issued and outstanding as of April 30, 2026, and July 31, 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the period from May 27, 2025 (inception) to April 30, 2026, and no legal proceedings are currently pending or threatened to the best of the Company’s knowledge.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its President, CEO, and Sole Director, Mr. Marques Fribel, for cash proceeds of $7,600 at $0.004 per share.

Related Party Loan Payable

On June 2, 2025, Mr. Marques Fribel entered into a loan agreement (the “Loan”) with the Company. Mr. Marques Fribel agreed to provide to the Company funding and financing in an amount not exceeding $200,000. The Loan is non-interest-bearing and unsecured and has a duration of five (5) years. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity. As of April 30, 2026, Mr. Marques Fribel has advanced $147,584 to the Company under the Loan, of which Mr. Marques Fribel has advanced $126,485 during the nine months ended April 30, 2026.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2026, through June 2, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview of Our Platform

Our platform integrates the following components:

1.	Informational Website and Mindful Travel Blog
o	The website presents the Company’s mission and services and serves as the entry point for users. The website is fully developed and live at www.siltrium.com.
o	The Mindful Travel Blog has been launched and provides articles on wellness tourism, emotional restoration, and mindful travel trends. The blog is designed to inspire users, foster emotional connection with travel, and establish Siltrium as a trusted source in the wellness travel segment.
2.	TripWeaver – Intelligent Travel Planner
o	TripWeaver is fully developed, live on the website, and generates personalized itineraries based on a user’s self-reported emotional state, lifestyle preferences, and trip goals.
o	The itineraries focus on balance, harmony, and personal renewal, distinguishing our service from conventional trip-planning tools that emphasize logistics or cost savings.
3.	Travel Budget Estimator
o	The Company also offers a Travel Budget Estimator, a free tool designed to assist users in estimating and planning travel-related expenses, launched on April 20, 2026.

The Company has designed and implemented its platform to deliver a seamless user experience by integrating the website, Mindful Travel Blog, TripWeaver and Travel Budget Estimator into a unified user journey. The platform currently hosts and operates integrated API functionality directly within its infrastructure and is designed to support further expansion through additional API capabilities and third-party integrations.

Market Opportunity and Industry Overview

The global wellness tourism industry is a growing segment of the travel market, driven by increasing consumer interest in mental wellbeing, lifestyle-oriented travel, and personal development.

Traditional travel planning services typically focus on logistics, pricing, or accommodation aggregation and may not address travelers’ broader experiential or lifestyle preferences. Siltrium is designed to address this gap by offering a platform aligned with wellness-oriented and personalized travel experiences.

The Company is positioned to serve demand for wellness-focused and intentional travel experiences through its digital platform.

Planned Development Roadmap

Our development roadmap is structured across three years:

• Year 1: Launch and ongoing maintenance of the Siltrium platform, including TripWeaver and the Mindful Travel Blog; introduction of monetization through API access subscriptions.

• Year 2: Expansion of content with interactive features, multimedia, and community engagement tools.

• Year 3: Introduction of a user-created route marketplace, allowing individuals to share and sell emotionally aligned itineraries, and release of the “One-Click Route to Notion” API to integrate itineraries into third-party productivity platforms.

Competitive Landscape

The travel and wellness technology market includes a range of platforms offering travel planning, wellness experiences, and related services. Some competitors focus on logistics-based trip planning, while others provide wellness-related content or curated travel experiences.

The Company believes its platform differentiates through the integration of personalized travel planning and wellness-oriented content within a single digital experience.

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

Clients and Users

Siltrium serves both individual users and business partners:

1.	Individual Travelers: Consumers seeking personalized travel planning services based on user-provided preferences, including lifestyle factors and trip objectives.

2. Corporate Wellness Partners: Companies in wellness, lifestyle, and productivity sectors that may integrate Siltrium’s APIs into employee wellness programs, corporate retreats, or client engagement platforms.

3. Travel Professionals and Agencies: Travel agencies and concierge service providers that may utilize Siltrium’s platform to provide travel planning services to their clients.

User Interaction: Users complete a brief assessment regarding their emotional state, lifestyle preferences, and trip goals. TripWeaver generates a customized itinerary, including suggestions for accommodations, activities, and wellness practices. Users may save, share, and export itineraries to external digital tools.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2026:

Revenue

We generated $4,100 in revenue for the three months ended April 30, 2026.

Operating Expenses

We had total operating expenses of $31,724 during the three months ended April 30, 2026. The operating expenses for the three months ended April 30, 2026, included amortization expense of $8,150 and general and administrative expenses of $23,574, which included software development costs, professional fees from our auditors and attorney, server rental cost, software maintenance expense, and marketing services.

Net Income (Loss)

During the three months ended April 30, 2026, we had a net loss of $27,624 as a result of our revenue and operating expenses described above.

For the nine months ended April 30, 2026:

Revenue

We generated $4,352 in revenue for the nine months ended April 30, 2026.

Operating Expenses

We had total operating expenses of $97,030 during the nine months ended April 30, 2026. The operating expenses for the nine months ended April 30, 2026, included amortization expense of $19,329 and general and administrative expenses of $77,701, which included software development costs, professional fees from our auditors and attorney, server rental cost, software maintenance expense, and marketing services.

Net Income (Loss)

During the nine months ended April 30, 2026, we had a net loss of $92,678 as a result of our revenue and operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The following table summarizes total current assets, liabilities and working capital deficit as of April 30, 2026, and July 31, 2025:

	April 30, 2026	July 31, 2025	$ Change	% Change
Current assets	$14,604	$500	$14,104	2,821%
Current liabilities	(159,032)	(26,099)	(132,933)	509%
Working capital deficit	$(144,428)	$(25,599)	$(118,829)

As of April 30, 2026, and July 31, 2025, the Company had cash of $3,034 and $500, respectively. The Company had a working capital deficit of $144,428 and $25,599 as of April 30, 2026, and July 31, 2025, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended April 30, 2026:

April 30, 2026
Net cash used in operating activities	$(78,471)
Net cash used in investing activities	(87,980)
Net cash provided by financing activities	168,985
Net decrease in cash and cash equivalents	$2,534

Cash flows used in operating activities was $78,471 for the nine months ended April 30, 2026, made up of a net loss of $92,678, an increase in prepaid expenses of $11,570, a decrease in accounts payable of $5,000, offset by amortization of $19,329, and an increase in deferred revenue of $11,448.

Cash flows used in investing activities was $87,980 for the nine months ended April 30, 2026, due to the purchase of intangible assets.

Cash flows provided by financing activities was $168,985 for the nine months ended April 30, 2026, consisting of proceeds from issuance of common stock of $42,500 and proceeds from a related party loan of $126,485.

As of July 31, 2025, our independent auditor issued a “going concern” opinion which means that there is substantial doubt on the matter of us continuing as an on-going business for the next twelve months if we do not obtain additional capital. We do not anticipate generating substantial revenues before we receive financing from any equity offerings and implement our plan of operations. The only source of cash we have currently is investments made by others, including amounts contributed by our CEO in conjunction with a related party loan. We have to raise cash in order to implement our strategy and stay in business.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2026, there are no off-balance sheet arrangements that have or are might have any effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of April 30, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

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

SILTRIUM TECH CORPORATION

Date: June 2, 2026	By:	/s/	Pedro Henrique Marques Fribel
		Name:	Pedro Henrique Marques Fribel
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)