Form 10-K
period 2026-07-31
Siltrium Tech Corp
filed 2026-10-29
CIK 2088221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-291145

SILTRIUM TECH CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	61-2262587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Diagonal, 545, Les Corts, Barcelona, Spain	08029
(Address of principal executive offices)	(Zip Code)

+1470-3132634

office@siltrium.com

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 28, 2026, there was 0 established public trading market for the Company’s common stock.

As of October 28, 2026, there were 3,600,000 shares outstanding of the registrant’s common stock.

Documents incorporated by reference: None

SILTRIUM TECH CORPORATION

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “our company”, “Siltrium Tech Corporation”, the “Company” and the “Registrant” refer to Siltrium Tech Corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future services demand, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results or revised expectations, except as required by applicable law.

ii

PART I

ITEM 1. BUSINESS.

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

Overview of Our Platform

Our platform integrates the following components:

1.	Informational Website and Mindful Travel Blog
o	The website presents the Company’s mission and services and serves as the entry point for users. The website is fully developed and live at www.siltrium.com.
o	The Mindful Travel Blog has been launched and provides articles on wellness tourism, emotional restoration, and mindful travel trends. The blog is designed to inspire users, foster emotional connection with travel, and establish Siltrium as a trusted source in the wellness travel segment.
2.	TripWeaver – Intelligent Travel Planner
o	TripWeaver is fully developed, live on the website, and generates personalized itineraries based on a user’s self-reported emotional state, lifestyle preferences, and trip goals.
o	The itineraries focus on balance, harmony, and personal renewal, distinguishing our service from conventional trip-planning tools that emphasize logistics or cost savings.
3.	Travel Budget Estimator
o	The Company also offers a Travel Budget Estimator, a free tool designed to assist users in estimating and planning travel-related expenses.

The Company has designed and implemented its platform to deliver a seamless user experience by integrating the website, Mindful Travel Blog, TripWeaver and Travel Budget Estimator into a unified user journey. The platform currently hosts and operates integrated API (Application Programming Interface) functionality directly within its infrastructure and is designed to support further expansion through additional API capabilities and third-party integrations.

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

Planned Development Roadmap

The Company has developed and launched the initial components of the Siltrium platform, including the Informational Website and Mindful Travel Blog, TripWeaver – Intelligent Travel Planner, and the Travel Budget Estimator. These products form the foundation of the Company’s travel technology platform, which is designed to provide users with tools for planning, organizing, and enhancing personalized travel experiences.

Following the initial launch of these products, the Company’s development strategy focuses on expanding platform functionality, improving user engagement, and introducing additional monetization opportunities. In the near term, the Company intends to continue enhancing existing products, expand informational and interactive content, improve personalization capabilities, and develop subscription-based and API-based services.

Over the longer term, the Company plans to introduce additional platform features, including enhanced community engagement tools, multimedia travel content, and user-generated travel functionality. The Company also intends to explore the development of a marketplace that would allow users to share and potentially monetize travel itineraries and routes, as well as third-party integrations such as the “One-Click Route to Notion” API, which would enable users to export and manage travel plans through external productivity platforms.

The timing and scope of these development initiatives may change based on available resources, customer adoption, market conditions, and the Company’s ability to secure additional financing or generate revenue from operations.

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

Monetization Strategy

Our revenue model is primarily based on subscription-based access to TripWeaver and related API services. The Company intends to offer multiple pricing tiers designed for different categories of users, including individual users, small and medium-sized businesses, and corporate customers.

The Starter plan is designed for individuals and travel enthusiasts and provides access to up to 400 requests per month for a monthly subscription fee of $200. The Pro plan is designed for small and medium-sized businesses and provides access to up to 5,000 requests per month for a monthly subscription fee of $1,500. The Premium plan is intended for corporate customers and provides flexible usage limits based on customer requirements and contractual arrangements, with pricing based on usage, currently planned at $0.50 per request.

The Company may introduce additional monetization opportunities in the future, including user-generated itinerary marketplace commissions, advertising placements, premium subscription offerings, and other travel-related digital services.

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

Offices

Our current principal address is Av. Diagonal, 545, Les Corts, 08029 Barcelona, Spain. Our telephone number is +14703132634.

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

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

The Company has processes designed to assess, identify and manage material risks from cybersecurity threats that are appropriate for its size, stage of development and operations. These processes include maintaining access controls for its information systems and third-party service providers, using commercially available security features offered by its service providers, limiting access to Company information to authorized personnel, and evaluating cybersecurity considerations when engaging third-party service providers that may access Company information or systems. The Company may also rely on its third-party service providers’ security measures and incident-response capabilities.

Given the Company’s limited operations and information technology environment, cybersecurity risks have not materially affected the Company’s business strategy, results of operations or financial condition. However, the Company may be subject to cybersecurity threats, including unauthorized access to systems, phishing, business-email compromise, ransomware, service-provider disruptions and other incidents that could affect the confidentiality, integrity or availability of Company information or systems. As the Company grows, its cybersecurity risks and related processes may evolve.

Governance; Board Oversight

The Company’s Board of Directors oversees the Company’s risk-management activities, including material risks from cybersecurity threats. Because of the Company’s size and limited operations, the Board has not delegated cybersecurity-risk oversight to a separate Board committee. Management is responsible for assessing and managing the Company’s cybersecurity risks and for reporting material cybersecurity risks and incidents to the Board, as appropriate. Management monitors cybersecurity matters through its oversight of the Company’s information systems and third-party service providers and will escalate material cybersecurity matters to the Board.

The Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES.

Our current registration address is located at Av. Diagonal, 545, Les Corts, 08029 Barcelona, Spain. Our telephone number is +14703132634.

ITEM 3.  LEGAL PROCEEDINGS.

Siltrium Tech Corporation is not currently a party to any legal proceedings. The Company also is not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

As of July 31, 2026, our common stock was not quoted or traded in the over-the-counter market or listed on any national securities exchange. On October 2, 2026, the Company received notification that FINRA’s Department of Market Operations had assigned the trading symbol “SLTC” to the Company’s common stock, effective October 2, 2026. The assignment of a trading symbol does not, by itself, guarantee an active trading market or ensure that transactions in the Company’s common stock will occur. We cannot assure that an active market for our common stock will develop or be sustained.

Holders of Record

As of July 31, 2026, we had 36 holders of record of our Common Stock.

Dividend Policy

We have not declared or paid dividends on our common shares since our formation, and we do not anticipate paying dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2026, the Company did not sell any securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

During the fiscal year ended July 31, 2026, the Company issued 1,700,000 shares of common stock for cash proceeds of $42,500 at a price of $0.025 per share. Proceeds were used to acquire intangible assets and pay for general operating expenses.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited financial statements for the fiscal year ended July 31, 2026, and the period from May 27, 2025 (inception) through July 31, 2025, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended July 31, 2026, as compared to the period from May 27, 2025 (inception) through July 31, 2025. This discussion should be read in conjunction with our financial statements for the fiscal year ended July 31, 2026, and the period from May 27, 2025 (inception) through July 31, 2025, and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations.

Throughout this report, the terms “our”, “we”, “us”, and the “Company” refer to Siltrium Tech Corporation.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “could”, “would”, “expect”, “objective”, “plan”, “potential”, “seek”, “grow”, “target”, “if”, and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs.

Results of Operations

To date, our operations have consisted of limited revenues from subscriptions sales, development and expansion of our online platform. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses associated with improving our online platform.

Components of Our Results of Operations

We have been a research and development stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Results of Operations for the Year Ended July 31, 2026, and the Period from May 27, 2025 (Inception) through July 31, 2025:

Revenue

The Company had $43,670 and $0 in revenues for the years ended July 31, 2026 and the period from May 27, 2025 (Inception) through July 31, 2025, respectively. Revenues increased by $43,670, or 100%, due to the launch of the Company’s online platform during the current year.

Operating Expenses

We had total operating expenses of $95,096 and $4,199 during the year ended July 31, 2026, and the period from May 27, 2025 (Inception) through July 31, 2025, respectively. The operating expenses for the year ended July 31, 2026, included amortization expense of $39,427 and general and administrative expenses of $55,669, which included professional fees from our auditors and attorney, server rental cost, software maintenance expense, and marketing services. Total operating expenses for the period from Inception through July 31, 2025, were $4,199 consisting of general and administrative expenses. Total operating expenses for 2026 increased by 2,165%, or $90,897, primarily due to increased operating activity during the current year.

Net Loss

During the year ended July 31, 2026, and the period from May 27, 2025 (Inception) through July 31, 2025, we had a net loss of $51,426 and $4,199, respectively, as a result of our revenue and operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The following table summarizes total current assets, liabilities and working capital deficit as of July 31, 2026 and 2025:

	July 31, 2026	July 31, 2025	$ Change	% Change
Current assets	$20,095	$500	$19,595	3,919%
Current liabilities	(195,093)	(26,099)	(168,994)	648%
Working capital deficit	$(174,998)	$(25,599)	$(149,399)

As of July 31, 2026 and 2025, the Company had cash of $115 and $500, respectively. The Company had a working capital deficit of $174,998 and $25,599 as of July 31, 2026 and 2025, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the year ended July 31, 2026, and the period from May 27, 2025 (Inception) through July 31, 2025:

	July 31, 2026	July 31, 2025
Net Cash Provided by Operating Activities	$6,030	$801
Net Cash Used in Investing Activities	(179,900)	(29,000)
Net Cash Provided by Financing Activities	173,485	28,699
Net Increase (Decrease) in Cash and Cash Equivalents	$(385)	$500

Cash flows provided by operating activities was $6,030 for the year ended July 31, 2026, made up of a net loss of $51,426, offset by amortization of $39,427, an increase in prepaid expenses of $19,980, an increase in accounts payable of $21,339, and an increase in deferred revenue of $16,670. Cash flows provided by operating activities for the period from May 27, 2025 (inception) through July 31, 2025, was $801, consisting of our net loss of $4,199 and an increase in accounts payable of $5,000.

Cash flows used in investing activities was $179,900 for the year ended July 31, 2026, due to the purchase of intangible assets. Cash flows used in investing activities for the period from May 27, 2025 (inception) through July 31, 2025, was $29,000, for the purchase of intangible assets.

Cash flows provided by financing activities was $173,485 for the year ended July 31, 2026, consisting of proceeds from issuance of common stock of $42,500 and proceeds from a related party loan of $130,985. Cash flows from financing activities for the period from May 27, 2025 (inception) through July 31, 2025, was $28,699, consisting of advances from related parties of $21,099 and $7,600 of cash proceeds from the sale of common stock.

As of July 31, 2026, our independent auditor issued a “going concern” opinion which means that there is substantial doubt on the matter of us continuing as an on-going business for the next twelve months if we do not obtain additional capital. We do not anticipate generating substantial revenues before we implement our plan of operations. The only source of cash we have currently is investments made by others, including amounts contributed by our CEO in conjunction with a related party loan. We have to raise cash in order to implement our strategy and stay in business.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2026, there are no off-balance sheet arrangements that have or are might have any effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Intangible Assets and Impairment

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” and early adopted Accounting Standards Update No. 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Definite-lived intangible assets can represent developed technology, website development costs, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets can relate to domain names owned by the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue as its performance obligations are satisfied in accordance with the terms of the contract. The Company generates revenue through subscription-based access to its services and API functionality, where providing access is the Company’s performance obligation. Customers purchase a fixed number of requests and are generally given access to the Company’s product for one-month periods. Fixed subscription fees are recognized ratably over the applicable subscription period as the related services are provided, regardless of the number of requests actually used by the customer during the subscription period. Unused requests expire at the end of the subscription period and do not carry forward. All subscription fees must be paid in full up front and are non-refundable unless expressly stated otherwise. Refunds may be considered only in limited cases, such as verified duplicate charges, demonstrable technical errors preventing access to the purchased Services, or other circumstances determined solely at the Company’s discretion.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosure about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluation this ASU to determine its impact on the Company’s disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to better align with current software development methods. Under the amendment, cost capitalization begins when management has authorized and committed to funding the project, and it is probably the project will be completed and the software will be used to perform its intended function. The amendment is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendment may be applied either retrospectively through a cumulative-effect adjustment, prospectively to software costs incurred after the adoption date (on existing, in-process software projects or new projects), or on a modified prospective basis. The Company has early adopted the amendment through the prospective transition approach effective August 1, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SILTRIUM TECH CORPORATION

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (ID: 6258)	10

BALANCE SHEETS AS OF JULY 31, 2026 AND 2025	11

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2026, AND THE PERIOD FROM MAY 27, 2025 (INCEPTION) THROUGH JULY 31, 2025	12

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED JULY 31, 2026, AND THE PERIOD FROM MAY 27, 2025 (INCEPTION) THROUGH JULY 31, 2025	13

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JULY 31, 2026, AND THE PERIOD FROM MAY 27, 2025 (INCEPTION) THROUGH JULY 31, 2025	14

NOTES TO THE AUDITED FINANCIAL STATEMENTS	15-20

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Siltrium Tech Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Siltrium Tech Corporation as of July 31, 2026, and 2025, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended July 31, 2026 and for the period from inception on May 27, 2025 through July 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Siltrium Tech Corporation as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended July 31, 2026 and the period from inception on May 27, 2025 through July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit, has recurring losses, and has a net capital deficiency. Additionally, the entity has limited working capital. These factors raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Siltrium Tech Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Siltrium Tech Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Siltrium Tech Corporation’s auditor since 2025.

Midvale, Utah

October 29, 2026

SILTRIUM TECH CORPORATION

BALANCE SHEETS

	July 31, 2026	July 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$115	$500
Prepaid Expenses	19,980	-
Total Current Assets	20,095	500

Intangible Assets, net	169,473	29,000

TOTAL ASSETS	$189,568	$29,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$26,339	$5,000
Deferred Revenue	16,670	-
Related Party Loan Payable	152,084	21,099
Total Current Liabilities	195,093	26,099
Total Liabilities	195,093	26,099

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,600,000 and 1,900,000 shares issued and outstanding as of July 31, 2026 and 2025, respectively	3,600	1,900
Additional Paid-in Capital	46,500	5,700
Accumulated Deficit	(55,625)	(4,199)

Total Stockholders’ Equity (Deficit)	(5,525)	3,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$189,568	$29,500

The accompanying notes are an integral part of these financial statements.

SILTRIUM TECH CORPORATION

STATEMENTS OF OPERATIONS

	Year ended July 31, 2026	For the period from May 27, 2025 (Inception) through July 31, 2025

REVENUE	$43,670	$-

OPERATING EXPENSES
Amortization Expense	39,427	-
General and Administrative Expenses	55,669	4,199
Total Operating Expenses	95,096	4,199

Loss Before Income Taxes	(51,426)	(4,199)

Provision for Income Taxes	-	-

NET LOSS	$(51,426)	$(4,199)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,624,073	1,023,077

The accompanying notes are an integral part of these financial statements.

SILTRIUM TECH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended July 31, 2026, and the period from May 27, 2025 (Inception) through July 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of May 27, 2025 (Inception)	-	$-	$-	$-	$-

Issuance of Common Stock for Cash	1,900,000	1,900	5,700	-	7,600
Net Loss	-	-	-	(4,199)	(4,199)

Balance as of July 31, 2025	1,900,000	$1,900	$5,700	$(4,199)	$3,401

Issuance of Common Stock for Cash	1,700,000	1,700	40,800	-	42,500
Net Loss	-	-	-	(51,426)	(51,426)

Balance as of July 31, 2026	3,600,000	$3,600	$46,500	$(55,625)	$(5,525)

The accompanying notes are an integral part of these financial statements.

SILTRIUM TECH CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2026	For the period from May 27, 2025 (Inception) through July 31, 2025

Cash Flows from Operating Activities
Net Loss	$(51,426)	$(4,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	39,427	-
Change in operating assets and liabilities:
Prepaid Expenses	(19,980)	-
Accounts Payable	21,339	5,000
Deferred Revenue	16,670	-
Net cash provided by operating activities	6,030	801

Cash Flows from Investing Activities
Purchase of Intangible Assets	(179,900)	(29,000)
Net cash used in investing activities	(179,900)	(29,000)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	42,500	7,600
Proceeds from Related Party Loan	130,985	21,099
Net cash provided by financing activities	173,485	28,699

Net decrease in cash and cash equivalents	(385)	500

Cash and cash equivalents, beginning of the period	500	-
Cash and cash equivalents, end of the period	$115	$500

Supplemental Cash Flow Information Cash paid during the period for:
Interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SILTRIUM TECH CORPORATION

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2026,

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Siltrium Tech Corporation (the “Company” or “Siltrium”) was incorporated on May 27, 2025, under the laws of the State of Wyoming. Siltrium is a development-stage travel technology company that operates a web-based platform focused on travel planning and related digital tools. The Company operates an online platform at https://siltrium.com, which serves as the primary source of information about the Company, its products, development activities, and services. The Company’s platform includes the following services:

•	TripWeaver – a web-based travel planning tool that generates personalized travel itineraries based on user-provided preferences, including trip duration, activities, budget, pace, and geographic preferences.
•	Mindful Travel Blog – a content section providing travel-related articles and resources focused on mindful and personalized travel experiences.
•	Travel Budget Estimator – a free tool designed to assist users in estimating and planning travel-related expenses.

The Company has selected July 31 as its fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As a development stage company, the Company had limited revenues and an accumulated deficit of $55,625 as of July 31, 2026, and had a net loss of $51,426 for the year ended July 31, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended July 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2026 and 2025, the Company had no cash equivalents.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended July 31, 2026, the Company incurred advertising costs of $8,100. During the period from inception on May 27, 2025 through July 31, 2025, the Company did not incur any advertising costs.

Intangible Assets and Impairment

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” and early adopted Accounting Standards Update No. 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Definite-lived intangible assets can represent developed technology, website development costs, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets can relate to domain names owned by the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue as its performance obligations are satisfied in accordance with the terms of the contract. The Company generates revenue through subscription-based access to its services and API functionality, where providing access is the Company’s performance obligation. Customers purchase a fixed number of requests and are generally given access to the Company’s product for one-month periods. Fixed subscription fees are recognized ratably over the applicable subscription period as the related services are provided, regardless of the number of requests actually used by the customer during the subscription period. Unused requests expire at the end of the subscription period and do not carry forward. All subscription fees must be paid in full up front and are non-refundable unless expressly stated otherwise. Refunds may be considered only in limited cases, such as verified duplicate charges, demonstrable technical errors preventing access to the purchased Services, or other circumstances determined solely at the Company’s discretion.

During the year ended July 31, 2026 and the period from inception on May 27, 2025 through July 31, 2025 the Company recognized $43,670 and $0 worth of revenue. As of July 31, 2026, July 31, 2025, and May 27, 2025 (Inception) the Company reported accounts receivable of $0 and deferred revenue of $16,670, $0, and $0, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities for the year ending July 31, 2026 or for the period from inception on May 27, 2025 through July 31, 2025.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to better align with current software development methods. Under the amendment, cost capitalization begins when management has authorized and committed to funding the project, and it is probably the project will be completed and the software will be used to perform its intended function. The amendment is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendment may be applied either retrospectively through a cumulative-effect adjustment, prospectively to software costs incurred after the adoption date (on existing, in-process software projects or new projects), or on a modified prospective basis. The Company has early adopted the amendment through the prospective transition approach effective August 1, 2025.

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets consist of website development costs.

In June 2025, the Company entered into an agreement to develop its own custom software platform. On July 31, 2025, the Company capitalized public-facing website development costs totaling $29,000. On September 15, 2025, the Company capitalized the costs of developing a core service called TripWeaver in the amount of $46,000. On October 17, 2025, the Company capitalized the costs of developing a content blog referred to as Mindful Travel Blog in the amount of $38,000. On January 30, 2026, the Company capitalized public-facing website optimization costs totaling $16,860. On April 20, 2026, the Company capitalized the costs of developing a software service “Travel Budget Estimator” in the amount of $29,040. On July 28, 2026, the Company acquired a software service “Flight Information System” in the amount of $50,000. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years. Amortization expense of $39,427 was recognized for the year ended July 31, 2026.

The Company’s intangible assets consisted of the following:

	July 31, 2026	July 31, 2025
Website Development Costs	$45,860	$29,000
Flight Information System	50,000	-
Mindful Travel Blog	38,000	-
TripWeaver Core Service	46,000	-
Travel Budget Estimator	29,040	-
Accumulated Amortization	(39,427)	-
Total	$169,473	$29,000

Expected amortization expense for intangible assets is as follows:

Year Ending	Expected Amortization Expense
July 31, 2027	$69,633
July 31, 2028	$69,633
July 31, 2029	$30,207

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the period from inception on May 27, 2025 through June 30, 2025, the Company issued 1,900,000 shares of common stock to its president for cash proceeds of $7,600 at $0.004 per share.

During the year ended July 31, 2026, the Company issued 1,700,000 shares of common stock for cash proceeds of $42,500 at a price of $0.025 per share.

There were 3,600,000 and 1,900,000 shares of common stock issued and outstanding as of July 31, 2026 and 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the period from May 27, 2025 (inception) to July 31, 2026, and no legal proceedings are currently pending or threatened to the best of the Company’s knowledge.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2025, the Company issued 1,900,000 shares of common stock to its President, CEO, and Sole Director, Mr. Marques Fribel, for cash proceeds of $7,600 at $0.004 per share.

Related Party Loan Payable

On June 2, 2025, Mr. Marques Fribel entered into a loan agreement (the “Loan”) with the Company. Mr. Marques Fribel agreed to provide to the Company funding and financing in an amount not exceeding $200,000. The Loan is non-interest-bearing and unsecured and has a duration of five (5) years. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity. As of July 31, 2026, Mr. Marques Fribel has advanced $152,084 to the Company under the Loan, of which Mr. Marques Fribel has advanced $130,985 during the year ended July 31, 2026.

NOTE 8 – INCOME TAXES

The Company has no tax position at July 31, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2026. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the periods ended July 31, 2026 and 2025, due to the following:

	For the year ended July 31, 2026		For the period from May 27, 2025 (Inception)through July 31, 2025
Book loss	$10,799	21%	$882	21%
Valuation allowance	(10,799)	(21)%	(882)	(21)%
	$–		$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2026	July 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$11,681	$882
Less: valuation allowance	(11,681)	(882)
Net deferred tax asset	$–	$–

The Company’s net operating loss carry forwards of $11,681 as of July 31, 2026, can carry forward indefinitely but for Federal income tax reporting purposes can be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2026, through October 29, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except as follows:

Subsequent to July 31, 2026, the CEO paid $3,000 to vendors on behalf of the Company under the related party loan agreement.

On October 2, 2026, the Company received notification that FINRA’s Department of Market Operations had assigned the trading symbol SLTC to the Company’s common stock, effective October 2, 2026, permitting the Company’s common stock to be quoted and traded in the over-the-counter market for unlisted securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of July 31, 2026. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.               We do not have an adequate control environment - The Company lacks an effective internal control structure due to its small size, which means it doesn't have adequate risk assessment procedures, lacks controls over information and communication, lacks effective monitoring controls, and lacks adequate control activities.

2.               We do not have adequate segregation of duties, management oversight, or accounting resources - The Company has one employee who is also the only member of management and sole director, therefore there are no reviews or controls in place. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Further, the Company lacks accounting staff with enough knowledge of US GAAP and SEC rules.

3.               We did not implement appropriate information technology controls - The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Additionally, the Company has no IT controls in place to prevent changes to, or errors in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended July 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Pedro Henrique Marques Fribel	24	President, Treasurer, Secretary and Director
Cl. Provenca, 499, 1, 08001, Barcelona, Spain		(Principal Executive, Financial and Accounting Officer)

Pedro Henrique Marques Fribel is our President, Treasurer, Secretary and Director. Mr. Marques Fribel has professional experience in hospitality, customer service, and tourism, gained through positions with internationally recognized hotels, restaurants, and travel companies in Spain and the United Kingdom. From 2019 to 2023, Mr. Marques Fribel served as Hospitality Operations Coordinator at W Hotel Barcelona, Mandarin Oriental Barcelona,

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Agreements with Officers and Directors

As of the date, there are no formal employment agreements between the Company and its Officer.

Code of Ethics, Inside Trading and Corporate communication Policy

We have adopted a Code of Ethics, Inside Trading and Corporate communication Policies that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics, Inside Trading and Corporate communication Policies upon written request to the Company at its registered offices.

Involvement in Certain Legal Proceedings

During the past ten years our President, Secretary, Treasurer and Director, Mr. Marques Fribel has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Marques Fribel was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Marques Fribel’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer. None of our directors or executive officers have had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Audit Committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Agreements with Officers and Directors

As of the date, there are no formal employment agreements between the Company and its Officer.

Code of Ethics, Inside Trading and Corporate communication Policy

We have adopted a Code of Ethics, Inside Trading and Corporate communication Policies that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics, Inside Trading and Corporate communication Policies upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables indicate information about compensation paid, earned or accrued for services by our Executive Officer for the year ended July 31, 2026, and for the period from inception on May 27, 2025 until July 31, 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Pedro Henrique Marques Fribel,	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary, Director and Treasurer	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

As of the date, there are no formal employment agreements between the Company and its Officer.

Mr. Marques Fribel devotes all his free time to manage the business of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. Currently we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits to be paid to the officer or director or potential employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 28, 2026, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Pedro Henrique Marques Fribel Cl. Provenca, 499, 1, 08001, Barcelona, Spain	1,900,000 shares of common stock	52.78%

The percent of class is based on 3,600,000 shares of common stock issued and outstanding as of the date of this annual report

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 26, 2025, the Company issued a total of 1,900,000 shares of restricted common stock to Pedro Henrique Marques Fribel, our President, Treasurer, Secretary and Director in consideration of $7,600.

On June 2, 2025, Mr. Marques Fribel entered into a loan agreement (the “Loan”) with the Company. Mr. Marques Fribel agreed to provide to the Company funding and financing in an amount not exceeding $200,000. The Loan is non-interest-bearing and unsecured and has a duration of five (5) years, commencing on June 2, 2025, and ending on June 1, 2030. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity. As of July 31, 2026, Mr. Marques Fribel has advanced $152,084 to the Company, of which advances were $130,985 during the year ended July 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our Company related to the year ended July 31, 2026, and for the period from inception on May 27, 2025 through July 31, 2025, for professional services rendered by Mac Accounting Group & CPAs, LLP, our principal independent accountants:

Fees	July 31, 2026	July 31, 2025
Audit Fees	$17,500	$8,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$17,500	$8,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included as part of this report by reference:

No.	Description
14.1	Code of Ethics

19	Insider Trading Policy

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILTRIUM TECH CORPORATION

Date: October 29, 2026	By:	/s/	Pedro Henrique Marques Fribel
		Name:	Pedro Henrique Marques Fribel
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SILTRIUM TECH CORPORATION

Date: October 29, 2026	By:	/s/	Pedro Henrique Marques Fribel
		Name:	Pedro Henrique Marques Fribel
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)